Form 10-Q
period 1996-03-31
PUBLIC STORAGE PROPERTIES XVIII INC
filed 1996-05-13
CIK 870376

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to
                              -----------  --------------


Commission File Number 1-10832
                       -------

                      PUBLIC STORAGE PROPERTIES XVIII, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                             95-4336616
- - -------------------------------                         -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

       701 Western Avenue
       Glendale, California                                     91201-2349
- - ----------------------------------------                  ---------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:              (818) 244-8080
                                                                 --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X   No
                                        ---    ---

The number of shares outstanding of the Company's classes of common stock as of March 31, 1996:

              2,775,900 shares of $.01 par value Series A shares
                324,989 shares of $.01 par value Series B shares 920,802 shares of $.01 par value Series C shares
               --------------------------------------------------

                                      INDEX



                                                                          Page
                                                                          ----
PART I.   FINANCIAL INFORMATION

Condensed Balance Sheets at March 31, 1996
  and December 31, 1995                                                     2

Condensed Statements of Income for the three
  months ended March 31, 1996 and 1995                                      3

Condensed Statement of Shareholders' Equity for the
  three months ended March 31, 1996                                         4

Condensed Statements of Cash Flows for the
  three months ended March 31, 1996 and 1995                                5

Notes to Condensed Financial Statements                                     6

Management's Discussion and Analysis of
  Financial Condition and Results of Operations                             7-9


PART II.  OTHER INFORMATION

                      PUBLIC STORAGE PROPERTIES XVIII, INC.
                            CONDENSED BALANCE SHEETS


                                                   March 31,        December 31,
                                                    1996               1995
                                                 -----------        -----------
                                                 (Unaudited)

                                     ASSETS
                                     ------

Cash and cash equivalents                            $  703,000       $  484,000
Rent and other receivables                               46,000           56,000
Prepaid expenses                                        310,000          433,000

Real estate facilities at cost:
  Building, land improvements and equipment          42,469,000       42,410,000
  Land                                               25,073,000       25,073,000
                                                     ----------       ----------

                                                     67,542,000       67,483,000

  Less accumulated depreciation                     (12,862,000)    (12,459,000)
                                                    -----------     -----------
                                                     54,680,000       55,024,000
                                                     ----------       ----------

      Total assets                                  $55,739,000      $55,997,000
                                                    ===========      ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                      $ 742,000        $ 926,000
Dividends payable                                       930,000        1,677,000
Advance payments from renters                           391,000          350,000
Note payable                                          6,500,000        5,900,000

Shareholders' equity:
  Series A common, $.01 par value,
    4,983,165 shares authorized,
    2,775,900 shares issued and
    outstanding (2,779,500 shares
    issued and outstanding in 1995)                      28,000           28,000
  Convertible Series B common, $.01 par
    value, 324,989 shares authorized,
    issued and outstanding                                3,000            3,000
  Convertible Series C common, $.01 par
    value, 920,802 shares authorized,
    issued and outstanding                                9,000            9,000

  Paid-in-capital                                    51,022,000       51,083,000
  Cumulative income                                  19,047,000       18,024,000
  Cumulative distributions                          (22,933,000)    (22,003,000)
                                                    -----------     -----------

  Total shareholders' equity                         47,176,000       47,144,000
                                                     ----------       ----------

Total liabilities and shareholders' equity          $55,739,000      $55,997,000
                                                    ===========      ===========


                             See accompanying notes.

                      PUBLIC STORAGE PROPERTIES XVIII, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          Three Months Ended
                                                                March 31,
                                                       ------------------------
                                                          1996           1995
                                                       ----------     ----------
REVENUES:

Rental income                                          $2,645,000     $2,521,000
Interest income                                             3,000          4,000
                                                       ----------     ----------
                                                        2,648,000      2,525,000
                                                       ----------     ----------


COSTS AND EXPENSES:

Cost of operations                                        882,000        742,000
Management fees paid to affiliates                        139,000        149,000
Depreciation                                              403,000        410,000
Administrative                                             65,000         75,000
Interest expense                                          136,000         93,000
                                                       ----------     ----------

                                                        1,625,000      1,469,000
                                                       ----------     ----------

NET INCOME                                             $1,023,000     $1,056,000
                                                       ==========     ==========


Primary earnings per share - Series A                  $     0.33     $     0.32
                                                       ==========     ==========
Fully diluted earnings per share - Series A            $     0.25     $     0.25
                                                       ==========     ==========

Dividends declared per share:
   Series A                                            $     0.30     $     0.28
                                                       ==========     ==========
   Series B                                            $     0.30     $     0.28
                                                       ==========     ==========

Weighted average Common shares outstanding:
   Primary - Series A                                   2,775,900      2,996,358
                                                       ==========     ==========
   Fully diluted - Series A                             4,021,691      4,242,149
                                                       ==========     ==========


                             See accompanying notes.

                      Public Storage Properties XVIII, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)


                                                                   Convertible        Convertible
                                               Series A               Series B          Series C           Paid-in
                                          Shares      Amount     Shares    Amount    Shares   Amount      Capital
                                         ---------    -------    -------   ------    -------  ------    -----------

Balances at December 31, 1995            2,779,500    $28,000    324,989   $3,000    920,802  $9,000    $51,083,000

Net income                                 -             -          -        -          -        -             -
Repurchase of shares                       (3,600)       -          -        -          -        -          (61,000)

Cash distributions declared:
 $.30 per share - Series A                 -             -          -        -          -        -             -
 $.30 per share - Series B                 -             -          -        -          -        -             -
                                         ---------    -------    -------   ------    -------  ------    -----------

Balances at March 31, 1996               2,775,900    $28,000    324,989   $3,000    920,802  $9,000    $51,022,000
                                         =========    =======    =======   ======    =======  ======    ===========


                                              Cumulative                         Total
                                                 Net           Cumulative     Shareholders'
                                              Income         Distributions      Equity
                                            -----------     ------------     -----------

Balances at December 31, 1995               $18,024,000     ($22,003,000)    $47,144,000

Net income                                    1,023,000            -           1,023,000
Repurchase of shares                                -              -             (61,000)

Cash distributions declared:
 $.30 per share - Series A                          -           (832,000)       (832,000)
 $.30 per share - Series B                          -            (98,000)        (98,000)
                                             -----------     ------------     -----------

Balances at March 31, 1996                   $19,047,000     ($22,933,000)    $47,176,000
                                             ===========     ============     ===========

                             See accompanying notes.
                                        4

                      PUBLIC STORAGE PROPERTIES XVIII, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         Three Months Ended
                                                              March 31,
                                                        1996            1995
                                                     -----------    -----------

Cash flows from operating activities:

  Net income                                         $ 1,023,000    $ 1,056,000


  Adjustments to reconcile net
       income to net cash provided
       by operating activities:

    Depreciation                                         403,000        410,000
    Decrease in rent and other receivables                10,000         15,000
    Increase in prepaid expenses                            --           (1,000)
    Amortization of prepaid management fees              123,000           --
    Decrease in accounts payable                        (184,000)      (240,000)
    Increase in advance payments from renters             41,000          3,000
                                                     -----------    -----------

       Total adjustments                                 393,000        187,000
                                                     -----------    -----------

       Net cash provided by operating activities       1,416,000      1,243,000
                                                     -----------    -----------

Cash flows from investing activities:

  Additions to real estate facilities                    (59,000)       (23,000)
                                                     -----------    -----------

       Net cash used in investing activities             (59,000)       (23,000)

Cash flows from financing activities:

  Distributions paid to shareholders                  (1,677,000)      (939,000)
  Net borrowings on note payable to Bank                 600,000      1,100,000
  Purchase of Company Series A common stock              (61,000)      (622,000)
                                                     -----------    -----------

       Net cash used in financing activities          (1,138,000)      (461,000)
                                                     -----------    -----------

Net increase in cash
  and cash equivalents                                   219,000        759,000

Cash and cash equivalents at
  the beginning of the period                            484,000        301,000
                                                     -----------    -----------

Cash and cash equivalents at
  the end of the period                              $   703,000    $ 1,060,000
                                                     ===========    ===========



                             See accompanying notes.

                      PUBLIC STORAGE PROPERTIES XVIII, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Company's Form 10-K for the year ended December 31, 1995.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at March 31, 1996 and December 31, 1995, the results of its operations for the three months ended March 31, 1996 and 1995 and its cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results expected for the full year.

4. In 1995, the Company prepaid eight months of 1996 management fees at a total cost of $329,000. The Company expensed $123,000 of the 1996 prepaid management fees for the three months ended March 31, 1996. The balance of prepaid management fees, $206,000, is included in prepaid expenses in the Balance Sheet at March 31, 1996.
                                       6

                      PUBLIC STORAGE PROPERTIES XVIII, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The  following  is   management's   discussion   and  analysis  of  certain
significant factors occurring during the periods presented in the accompanying Condensed Financial Statements.

RESULTS OF OPERATIONS.
- - ----------------------

     The Company's net income for the three months ended March 31, 1996 was $1,023,000 compared to $1,056,000 for the three months ended March 31, 1995, representing a decrease of $33,000 or 3%. This decrease is primarily the result of an increase in interest expense. Net operating income of the properties (rental income less cost of operations, management fees paid to affiliates, and depreciation expense) was virtually unchanged at $1,221,000 for the three months ended March 31, 1996 versus $1,220,000 for the three months ended March 31, 1995.

     Rental income for the three months ended March 31, 1996 and 1995 was $2,645,000 and $2,521,000, respectively, representing an increase of $124,000 or 5%. The Company's mini-warehouse operations contributed $112,000 to the increase in rental revenues. This increase is primarily attributable to an increase in occupancy levels and rental rates at the Company's California, New York and Washington properties. The Company's San Diego, California business park experienced a slight increase in rental revenue due to an increase in rental rates.

     The Company's mini-warehouse operations had weighted average occupancy levels of 86% and 85% for the three month periods ended March 31, 1996 and 1995, respectively. The Company's business park facility had a weighted average occupancy level of 89% and 92% for the three month periods ended March 31, 1996 and 1995, respectively.

     Cost of operations (including management fees paid to affiliates and depreciation expense) increased to $1,424,000 from $1,301,000 for the three months ended March 31, 1996 and 1995, respectively, representing an increase of $123,000 or 9%. This increase is primarily attributable to an increase in property tax expense and repairs and maintenance costs. The increase in property tax expense is primarily due to one-time tax refunds received in the first quarter of 1995 from appealing a prior year tax assessment at the Company's Inglewood, California and San Diego business park. Repairs and maintenance costs increased during the first quarter of 1996 mainly due to an increase in snow removal costs associated with higher than normal snow levels experienced at the Company's mini-warehouse properties in the eastern states.

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. During the three month period ended March 31, 1996, the Company expensed $123,000 of prepaid management fees. The amount is included in management fees paid to affiliates in the condensed statements of income. As a result of the prepayment, the Company saved approximately $16,000 in management fees, based on the management fees that would have been payable on rental income generated in the three months ended March 31, 1996 compared to the amount prepaid.

     The Company's interest expense increased to $136,000 from $93,000 during the three months ended March 31, 1996 and 1995, respectively, representing an increase of $43,000. The increase is due to a higher outstanding loan balance in 1996 over 1995.


LIQUIDITY AND CAPITAL RESOURCES.
- - --------------------------------

     Cash flows from operating activities ($1,416,000 for the three months ended March 31, 1996) and borrowing against the Company's credit facility were sufficient to meet all current obligations and distributions of the Company during the three months ended March 31, 1996. Management expects cash flows from operations will be sufficient to fund capital expenditures and quarterly distributions.

     The Company's Board of Directors has authorized the Company to purchase up to 1,100,000 Series A common stock. As of March 31, 1996, the Company had repurchased 961,474 shares of Series A common stock, of which 3,600 were purchased in the first quarter of 1996.

     In November 1994, the Company obtained an unsecured non-revolving credit facility with a bank for borrowings up to $5,000,000 for working capital purposes and general corporate purposes. In 1995, the Company renegotiated its credit facility to increase the borrowings up to $7,000,000, change the credit facility from non-revolving to revolving, extend the conversion date to a term loan to October 1, 1996 and extend the maturity date to September 30, 2001. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% (8.5% at March 31, 1996) or the bank's LIBOR rate plus 2.25% (7.75% at March 31, 1996). Interest is payable monthly. Principal will be payable quarterly beginning on October 1, 1996. On September 30, 2001, the remaining unpaid principal and interest is due and payable. At March 31, 1996, the outstanding balance on the credit facility was $6,500,000. In April 1996, the Company borrowed an additional $450,000 on its line of credit facility. The Company is subject to certain covenants including cash flow coverages and dividend restrictions. As of March 31, 1996, the Company was in compliance with the covenants of the credit facility.

     The Company has elected and intends to continue to qualify as a real estate investment trust ("REIT") for federal income tax purposes. As a REIT, the Company must meet, among other tests, sources of income, share ownership, and certain asset tests. The Company is not taxed on that portion of its taxable income which is distributed to its shareholders provided that at least 95% of its taxable income is so distributed to its shareholders prior to filing of the Company's tax return. The primary difference between book income and taxable income is depreciation expense. In 1995, the Company's federal tax depreciation was $1,196,000.

     The bylaws of the Company provide that, during 1999, unless shareholders have previously approved such a proposal, the shareholders will be presented with a proposal to approve or disapprove (a) the sale or financing of all or substantially all of the properties and (b) the distribution of the proceeds from such transaction and, in the case of a sale, the liquidation of the Company.

SUPPLEMENTAL INFORMATION.
- - -------------------------

     The Company's funds from operations ("FFO") is defined generally by the National Association of Real Estate Investment Trusts as net income before loss on early extinguishment of debt and gain on disposition of real estate, plus depreciation and amortization. FFO for the three months ended March 31, 1996 and 1995 was $1,426,000 and $1,466,000, respectively. FFO is a supplemental performance measure for equity Real Estate Investment Trusts used by industry analysts. FFO does not take into consideration principal payments on debt, capital improvements, distributions and other obligations of the Company. The only depreciation or amortization that is added to income to derive FFO is depreciation and amortization directly related to physical real estate. All depreciation and amortization reported by the Company relates to physical real estate and does not include any depreciation or amortization related to goodwill, deferred financing costs or other intangibles. FFO is not a substitute for the Company's net cash provided by operating activities or net income computed in accordance with generally accepted accounting principles, as a measure of liquidity or operating performance.

                           PART II. OTHER INFORMATION


ITEMS 1 through 5 are inapplicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------

     (A)  EXHIBITS:  The following exhibit is included herein:
          (27) Financial Data Schedule


     B)  REPORTS ON 8-K
          None


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         DATED: May 13, 1996

                                         PUBLIC STORAGE PROPERTIES XVIII, INC.



                                         BY:    /s/ Ronald L. Havner, Jr.
                                             ------------------------------
                                                Ronald L. Havner, Jr.
                                                Vice President and
                                                Chief Financial Officer
                                       10