Form 10-Q
period 1996-06-30
PUBLIC STORAGE PROPERTIES XVIII INC
filed 1996-08-13
CIK 870376

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                              -----------------   -----------------

Commission File Number 1-10832
                       -------

                      PUBLIC STORAGE PROPERTIES XVIII, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                             95-4336616
- ------------------------------------                    -----------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                          Identification Number)

       701 Western Avenue
       Glendale, California                                       91201-2349
- ------------------------------------                    -----------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:             (818) 244-8080
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

                                    Yes X  No
                                       --    --

The number of shares outstanding of the Company's classes of common stock as of June 30, 1996:

               2,775,900 shares of $.01 par value Series A shares
                 324,989 shares of $.01 par value Series B shares 920,802 shares of $.01 par value Series C shares
                ------------------------------------------------

                                      INDEX



                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

  Condensed Balance Sheets at June 30, 1996
    and December 31, 1995                                                      2

  Condensed Statements of Income for the three
    and six months ended June 30, 1996 and 1995                                3

  Condensed Statement of Shareholders' Equity for the
    six months ended June 30, 1996                                             4

  Condensed Statements of Cash Flows for the
    six months ended June 30, 1996 and 1995                                    5

  Notes to Condensed Financial Statements                                      6

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                            7-9


PART II.  OTHER INFORMATION                                                   10

                      PUBLIC STORAGE PROPERTIES XVIII, INC.
                            CONDENSED BALANCE SHEETS


                                                                                    June 30,             December 31,
                                                                                      1996                   1995
                                                                                ----------------      ----------------
                                                                                  (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                           $  441,000           $  484,000
Rent and other receivables                                                              54,000               56,000
Prepaid expenses                                                                       197,000              433,000

Real estate facilities at cost:
      Building, land improvements and equipment                                     42,615,000           42,410,000
      Land                                                                          25,073,000           25,073,000
                                                                                ----------------      ----------------
                                                                                    67,688,000           67,483,000

      Less accumulated depreciation                                                (13,278,000)         (12,459,000)
                                                                                ----------------      ----------------
                                                                                    54,410,000           55,024,000
                                                                                ----------------      ----------------

Total assets                                                                       $55,102,000          $55,997,000
                                                                                ================      ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                                                   $   563,000           $  926,000
Dividends payable                                                                      930,000            1,677,000
Advance payments from renters                                                          392,000              350,000
Note payable                                                                         5,650,000            5,900,000

Shareholders' equity:
      Series A common, $.01 par value,
           4,983,165 shares authorized,
           2,775,900 shares issued and
           outstanding (2,779,500 shares
           issued and outstanding in 1995)                                              28,000               28,000
      Convertible Series B common, $.01 par
           value, 324,989 shares authorized,
           issued and outstanding                                                        3,000                3,000
      Convertible Series C common, $.01 par
           value, 920,802 shares authorized,
           issued and outstanding                                                        9,000                9,000

      Paid-in-capital                                                               51,022,000           51,083,000
      Cumulative income                                                             20,368,000           18,024,000
      Cumulative distributions                                                     (23,863,000)         (22,003,000)
                                                                                ----------------      ----------------

      Total shareholders' equity                                                    47,567,000           47,144,000
                                                                                ----------------      ----------------

Total liabilities and shareholders' equity                                         $55,102,000          $55,997,000
                                                                                ================      ================

                             See accompanying notes.

                      PUBLIC STORAGE PROPERTIES XVIII, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                  Three Months Ended                         Six Months Ended
                                                       June 30,                                   June 30,
                                           ---------------------------------        ----------------------------------
                                                1996                1995                1996                  1995
                                           ------------       --------------        -------------        -------------
REVENUES:

Rental income                                $2,774,000           $2,607,000           $5,419,000           $5,128,000
Interest income                                   3,000                7,000                6,000               11,000
                                           ------------       --------------        -------------        -------------
                                              2,777,000            2,614,000            5,425,000            5,139,000
                                           ------------       --------------        -------------        -------------

COSTS AND EXPENSES:

Cost of operations                              716,000              607,000            1,598,000            1,349,000
Management fees
  paid to affiliates                            140,000              153,000              279,000              302,000
Depreciation                                    416,000              424,000              819,000              834,000
Administrative                                   60,000               74,000              125,000              149,000
Interest expense                                124,000               98,000              260,000              191,000
                                           ------------       --------------        -------------        -------------
                                              1,456,000            1,356,000            3,081,000            2,825,000
                                           ------------       --------------        -------------        -------------

NET INCOME                                   $1,321,000           $1,258,000           $2,344,000           $2,314,000
                                           ============       ==============        =============        =============

Earnings per share:

  Primary - Series A                             $0.44                 $0.40                $0.77                $0.72
                                           ============       ==============        =============        =============
  Fully diluted - Series A                       $0.33                 $0.30                $0.58                $0.55
                                           ============       ==============        =============        =============

Dividends declared per share:

  Series A                                       $0.30                 $0.30                $0.60                $0.58
                                           ============       ==============        =============        =============
  Series B                                       $0.30                 $0.30                $0.60                $0.58
                                           ============       ==============        =============        =============

Weighted average common shares outstanding:

  Primary - Series A                          2,775,900            2,923,742            2,775,900            2,960,050
                                           ============       ==============        =============        =============
  Fully diluted - Series A                    4,021,691            4,169,533            4,021,691            4,205,841
                                           ============       ==============        =============        =============

                            See accompanying notes.

                      Public Storage Properties XVIII, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)

                                                                   Convertible        Convertible
                                               Series A               Series B          Series C          Paid-in
                                        Shares      Amount      Shares    Amount    Shares   Amount       Capital
                                      ---------    -------     -------    ------    -------  ------    -----------

Balances at December 31, 1995         2,779,500    $28,000     324,989    $3,000    920,802  $9,000   $51,083,000

Net income                                    -          -           -         -          -       -             -
Repurchase of shares                     (3,600)         -           -         -          -       -       (61,000)

Cash distributions declared:
 $.60 per share - Series A                    -          -           -         -          -       -             -
 $.60 per share - Series B                    -          -           -         -          -       -             -
                                      ---------    -------     -------    ------    -------  ------    -----------

Balances at June 30, 1996             2,775,900    $28,000     324,989    $3,000    920,802  $9,000    $51,022,000
                                      =========    =======     =======    ======    =======  ======    ===========



                                  Cumulative                         Total
                                     Net        Cumulative        Shareholders'
                                   Income       Distributions        Equity
                                   ------       -------------        ------

Balances at December 31, 1995   $18,024,000     ($22,003,000)    $47,144,000

Net income                        2,344,000                -       2,344,000
Repurchase of shares                      -                -         (61,000)

Cash distributions declared:
 $.60 per share - Series A                -       (1,664,000)     (1,664,000)
 $.60 per share - Series B                -         (196,000)       (196,000)
                                -----------     -------------    -----------

Balances at June 30, 1996       $20,368,000     ($23,863,000)    $47,567,000
                                ===========     ============     ===========


                            See accompanying notes.

                      PUBLIC STORAGE PROPERTIES XVIII, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Six Months Ended
                                                                                            June 30,
                                                                                -----------------------------------
                                                                                      1996                 1995
                                                                                --------------        -------------

Cash flows from operating activities:

      Net income                                                                    $2,344,000           $2,314,000

      Adjustments to  reconcile  net
        income to net cash  provided
        by  operating activities:

        Depreciation                                                                   819,000              834,000
        Decrease in rent and other receivables                                           2,000               16,000
        Increase in prepaid expenses                                                   (10,000)              (1,000)
        Amortization of prepaid management fees                                        246,000               -
        Decrease in accounts payable                                                  (363,000)            (183,000)
        Increase in advance payments from renters                                       42,000                2,000
                                                                                --------------        -------------

           Total adjustments                                                           736,000              668,000
                                                                                --------------        -------------

           Net cash provided by operating activities                                 3,080,000            2,982,000
                                                                                --------------        -------------

Cash flows from investing activities:

      Additions to real estate facilities                                             (205,000)             (95,000)
                                                                                --------------        -------------

           Net cash used in investing activities                                      (205,000)             (95,000)
                                                                                --------------        -------------

Cash flows from financing activities:

      Distributions paid to shareholders                                            (2,607,000)          (1,867,000)
      (Payments) proceeds from note payable to Bank                                   (250,000)           1,050,000
      Purchase of Company Series A common stock                                        (61,000)          (2,092,000)
                                                                                --------------        -------------

           Net cash used in financing activities                                    (2,918,000)          (2,909,000)
                                                                                --------------        -------------


Net decrease in cash and cash equivalents                                              (43,000)             (22,000)

Cash and cash equivalents at
  the beginning of the period                                                          484,000              301,000
                                                                                --------------        -------------

Cash and cash equivalents at
  the end of the period                                                             $  441,000           $  279,000
                                                                                ==============        =============

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at June 30, 1996 and December 31, 1995, the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results expected for the full year.

4. In 1995, the Company prepaid eight months of 1996 management fees at a total cost of $329,000. The Company expensed $246,000 of the 1996 prepaid management fees for the six months ended June 30, 1996. The balance of prepaid management fees, $83,000, is included in prepaid expenses in the Balance Sheet at June 30, 1996.

5. In November 1994, the Company obtained an unsecured non-revolving credit facility with a bank for borrowings up to $5,000,000 for working capital purposes and general corporate purposes. In 1995, the Company renegotiated its credit facility to increase the borrowings up to $7,000,000, change the credit facility from non-revolving to revolving, extend the conversion date to a term loan to October 1, 1996 and extend the maturity date to September 30, 2001. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% (8.50% at June 30, 1996) or the bank's LIBOR rate plus 2.25% (7.80% at June 30,
     1996). Interest is payable monthly. Principal will be payable quarterly beginning on October 1, 1996. On September 30, 2001, the remaining unpaid principal and interest is due and payable. At June 30, 1996, the outstanding balance on the credit facility was $5,650,000. In July 1996, the Company borrowed an additional $600,000 on its line of credit facility. The Company is subject to certain covenants including cash flow coverages and dividend restrictions. As of June 30, 1996, the Company was in compliance with the covenants of the credit facility.

                      PUBLIC STORAGE PROPERTIES XVIII, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following  is   management's   discussion   and  analysis  of  certain
significant factors occurring during the periods presented in the accompanying Condensed Financial Statements.

Results of Operations.
- ----------------------

     The Company's net income for the six months ended June 30, 1996 and 1995 was $2,344,000 and $2,314,000, respectively, representing an increase of $30,000 or 1%. Net income for the three months ended June 30, 1996 and 1995 was $1,321,000 and $1,258,000, respectively, representing an increase of $63,000 or 5%. These increases are primarily the result of increases in property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense) partially offset by increases in interest expense.

     Rental income for the six months ended June 30, 1996 and 1995 was $5,419,000 and $5,128,000, respectively, representing an increase of $291,000 or 6%. Rental income for the three months ended June 30, 1996 and 1995 was $2,774,000 and $2,607,000, respectively, representing an increase of $167,000 or 6%. The Company's mini-warehouse operations showed increases in rental income of $241,000 and $129,000 for the six and three month periods ended June 30, 1996, respectively, compared to the same periods in 1995. These increases are primarily attributable to increases in occupancy levels and rental rates at the Company's properties located in California, Washington and Illinois. The Company's San Diego, California business park experienced increases in rental income of $50,000 and $38,000 for the six and three month periods ended June 30, 1996 over 1995, respectively, due to increases in occupancy levels and rental rates.

     The Company's mini-warehouse operations had weighted average occupancy levels of 88% and 86% for the six month periods ended June 30, 1996 and 1995, respectively. The Company's business park facility had an average occupancy level of 91% and 89% for the six month periods ended June 30, 1996 and 1995, respectively.


     Cost of operations (including management fees paid to affiliates and depreciation expense) was $2,696,000 and $2,485,000 for the six months ended June 30, 1996 and 1995, respectively, representing an increase of $211,000 or 8%. Cost of operations was $1,272,000 and $1,184,000 for the three months ended June 30, 1996 and 1995, respectively, representing an increase of $88,000 or 7%. These increases are primarily attributable to increases in snow removal costs, payroll and property tax expense. Snow removal costs increased due to higher than normal snow levels experienced at the Company's mini-warehouse properties in the eastern states. Property taxes increased due to one-time tax refunds received in the first quarter of 1995 at the Company's Inglewood, California property ($51,000) and San Diego business park ($20,000) and in the second quarter of 1995 at the Company's Pelham Manor, New York property ($202,000).

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. During the six month period ended June 30, 1996, the Company expensed $246,000 of prepaid management fees. The amount is included in management fees paid to affiliates in the condensed statements of income. As a result of the prepayment, the Company saved approximately $39,000 in management fees, based on the management fees that would have been payable on rental income generated in the six months ended June 30, 1996 compared to the amount prepaid.

     Interest expense for the three and six month periods ended June 30, 1996 increased by $26,000 and $69,000, respectively, as compared to the same periods in 1995 due primarily to a higher outstanding loan balance in 1996 over 1995.

Liquidity and Capital Resources.
- --------------------------------

     Cash flows from operating activities ($3,080,000 in 1996) and borrowing against the Company's credit facility were sufficient to meet all current obligations and distributions of the Company during the six months ended June 30, 1996. Management expects cash flows from operations will be sufficient to fund capital expenditures and quarterly distributions.

     The Company's Board of Directors has authorized the Company to purchase up to 1,100,000 shares of Series A common stock. As of June 30, 1996, the Company had repurchased 961,474 shares of Series A common stock, of which 3,600 were purchased in the first quarter of 1996.

     In November 1994, the Company obtained an unsecured non-revolving credit facility with a bank for borrowings up to $5,000,000 for working capital purposes and general corporate purposes. In 1995, the Company renegotiated its credit facility to increase the borrowings up to $7,000,000, change the credit facility from non-revolving to revolving, extend the conversion date to a term loan to October 1, 1996 and extend the maturity date to September 30, 2001. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% (8.50% at June 30, 1996) or the bank's LIBOR rate plus 2.25% (7.80% at June 30, 1996). Interest is payable monthly. Principal will be payable quarterly beginning on October 1, 1996. On September 30, 2001, the remaining unpaid principal and interest is due and payable. At June 30, 1996, the outstanding balance on the credit facility was $5,650,000. In July 1996, the Company borrowed an additional $600,000 on its line of credit facility. The Company is subject to certain covenants including cash flow coverages and dividend restrictions. As of June 30, 1996, the Company was in compliance with the covenants of the credit facility.

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

Supplemental Information.
- -------------------------

     The Company's funds from operations ("FFO") is defined generally by the National Association of Real Estate Investment Trusts as net income before loss on early extinguishment of debt and gain on disposition of real estate, plus depreciation and amortization. FFO for the six months ended June 30, 1996 and 1995 was $3,163,000 and $3,148,000, respectively. FFO for the three months ended June 30, 1996 and 1995 was $1,737,000 and $1,682,000, respectively. FFO is a supplemental performance measure for equity Real Estate Investment Trusts used by industry analysts. FFO does not take into consideration principal payments on debt, capital improvements, distributions and other obligations of the Company. The only depreciation or amortization that is added to income to derive FFO is depreciation and amortization directly related to physical real estate. All depreciation and amortization reported by the Company relates to physical real estate and does not include any depreciation or amortization related to goodwill, deferred financing costs or other intangibles. FFO is not a substitute for the Company's net cash provided by operating activities or net income computed in accordance with generally accepted accounting principles, as a measure of liquidity or operating performance.

                           PART II. OTHER INFORMATION


ITEMS 1 through 5 are inapplicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (A)  EXHIBITS:  The following exhibit is included herein:

            (27) Financial Data Schedule

       (B)  REPORTS ON FORM 8-K

            None


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           DATED: August 13, 1996

                                           PUBLIC STORAGE PROPERTIES XVIII, INC.



                                           BY: /s/ Ronald L. Havner, Jr.
                                               -------------------------
                                               Ronald L. Havner, Jr.
                                               Senior  Vice President and
                                                  Chief Financial Officer