Form 10-Q
period 1997-03-31
PUBLIC STORAGE PROPERTIES XVIII INC
filed 1997-05-14
CIK 870376

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ----------------   -----------------

Commission File Number 1-10832
                       -------

                      PUBLIC STORAGE PROPERTIES XVIII, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          California                                               95-4336616
----------------------------------------              -----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                         Identification Number)

        701 Western Ave
     Glendale, California                                          91201-2397
----------------------------------------              -----------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:             818) 244-8080
                                                      -----------------------


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

          The number of shares outstanding of the Company's classes of common stock as of March 31, 1997:

               2,775,900 shares of $.01 par value Series A shares
                324,989 shares of $.01 par value Series B shares 920,802 shares of $.01 par value Series C shares
               ---------------------------------------------------

                                      INDEX


                                                                         Page
PART I.   FINANCIAL INFORMATION

Condensed Balance Sheets at March 31, 1997
     and December 31, 1996                                                  2

Condensed Statements of Income for the three
     months ended March 31, 1997 and 1996                                   3

Condensed Statement of Shareholders' Equity for the
     three months ended March 31, 1997                                      4

Condensed Statements of Cash Flows for the
     three months ended March 31, 1997 and 1996                             5

Notes to Condensed Financial Statements                                   6-7

Management's Discussion and Analysis of
     Financial Condition and Results of Operations                       8-10


PART II.  OTHER INFORMATION                                             11-12



                      PUBLIC STORAGE PROPERTIES XVIII, INC.
                            CONDENSED BALANCE SHEETS

                                                                               March 31,            December 31,
                                                                                 1997                   1996
                                                                            ---------------        ---------------
                                                                              (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                        $467,000               $154,000
Rent and other receivables                                                         60,000                 67,000
Prepaid expenses                                                                  125,000                148,000

Real estate facilities at cost:
   Building, land improvements and equipment                                   42,782,000             42,694,000
   Land                                                                        25,073,000             25,073,000
                                                                            ---------------        ---------------
                                                                               67,855,000             67,767,000

   Less accumulated depreciation                                              (14,374,000)           (13,960,000)
                                                                            ---------------        ---------------
                                                                               53,481,000             53,807,000
                                                                            ---------------        ---------------

Total assets                                                                  $54,133,000            $54,176,000
                                                                            ===============        ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                                                 $981,000               $884,000
Dividends payable                                                                 930,000              1,706,000
Advance payments from renters                                                     376,000                342,000
Note payable                                                                    4,500,000              4,150,000

Shareholders' equity:
   Series A common, $.01 par value, 4,983,165 shares authorized,
     2,775,900 shares issued and outstanding in 1997 and 1996                      28,000                 28,000
   Convertible Series B common, $.01 par value,
     324,989 shares authorized, issued and outstanding                              3,000                  3,000
   Convertible Series C common, $.01 par value,
     920,802 shares authorized, issued and outstanding                              9,000                  9,000

   Paid-in-capital                                                             51,022,000             51,022,000
   Cumulative net income                                                       23,713,000             22,531,000
   Cumulative distributions                                                   (27,429,000)           (26,499,000)
                                                                            ---------------        ---------------

   Total shareholders' equity                                                  47,346,000             47,094,000
                                                                            ---------------        ---------------

Total liabilities and shareholders' equity                                    $54,133,000            $54,176,000
                                                                            ===============        ===============

                            See accompanying notes.
                                       2



                      PUBLIC STORAGE PROPERTIES XVIII, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                          Three Months Ended
                                                                              March 31,
                                                                   -----------------------------------
                                                                       1997                   1996
                                                                   ---------------    ----------------

REVENUES:

Rental income                                                       $2,885,000             $2,645,000
Interest income                                                          2,000                  3,000
                                                                   ---------------    ----------------

                                                                     2,887,000              2,648,000
                                                                   ---------------    ----------------

COSTS AND EXPENSES:

Cost of operations                                                     954,000                882,000
Management fees paid to affiliates                                     170,000                139,000
Depreciation                                                           414,000                403,000
Administrative                                                          68,000                 65,000
Interest expense                                                        99,000                136,000
                                                                   ---------------    ----------------

                                                                     1,705,000              1,625,000
                                                                   ---------------    ----------------

NET INCOME                                                          $1,182,000             $1,023,000
                                                                   ===============    ================


Primary earnings per share - Series A                                    $0.39                  $0.33
                                                                   ===============    ================
Fully diluted earnings per share - Series A                              $0.29                  $0.25
                                                                   ===============    ================

Dividends declared per share:

   Series A                                                              $0.30                  $0.30
                                                                   ===============    ================
   Series B                                                              $0.30                  $0.30
                                                                   ===============    ================

Weighted average Common shares outstanding:

   Primary - Series A                                                2,775,900              2,775,900
                                                                   ===============    ================
   Fully diluted - Series A                                          4,021,691              4,021,691
                                                                   ===============    ================

                            See accompanying notes.
                                       3





                      Public Storage Properties XVIII, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)


                                                                     Convertible                 Convertible
                                           Series A                    Series B                    Series C
                                     Shares        Amount        Shares        Amount        Shares        Amount
                                  ------------- ------------- ------------- ------------- ------------- -------------
Balances at December 31, 1996        2,775,900       $28,000       324,989        $3,000       920,802        $9,000

Net income

Cash distributions declared:
 $.30 per share - Series A
 $.30 per share - Series B
                                  ------------- ------------- ------------- ------------- ------------- -------------

Balances at March 31, 1997           2,775,900       $28,000       324,989        $3,000       920,802        $9,000
                                  ============= ============= ============= ============= ============= =============





                      Public Storage Properties XVIII, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)


                                                    Cumulative                      Total
                                      Paid-in          net        Cumulative     shareholders'
                                      capital         income     distributions     equity
                                   -------------- -------------- -------------- --------------
Balances at December 31, 1996         $51,022,000    $22,531,000 ($26,499,000)    $47,094,000

Net income                                             1,182,000                    1,182,000

Cash distributions declared:
 $.30 per share - Series A                                           (832,000)      (832,000)
 $.30 per share - Series B                                            (98,000)       (98,000)
                                   -------------- -------------- -------------- --------------

Balances at March 31, 1997            $51,022,000    $23,713,000 ($27,429,000)    $47,346,000
                                   ============== ============== ============== ==============

                            See accompanying notes.
                                       4



                      PUBLIC STORAGE PROPERTIES XVIII, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Three Months Ended
                                                                                  March 31,
                                                                       ----------------------------------
                                                                           1997                 1996
                                                                       ---------------    ---------------


Cash flows from operating activities:

     Net income                                                         $1,182,000          $1,023,000


     Adjustments to reconcile net income to net cash provided by operating activities

     Depreciation                                                          414,000             403,000
     Decrease in rent and other receivables                                  7,000              10,000
     Decrease in prepaid expenses                                           23,000                   -
     Amortization of prepaid management fees                                     -             123,000
     Increase (decrease) in accounts payable                                97,000            (184,000)
     Increase in advance payments from renters                              34,000              41,000
                                                                       ---------------    ---------------

         Total adjustments                                                 575,000             393,000
                                                                       ---------------    ---------------

         Net cash provided by operating activities                       1,757,000           1,416,000
                                                                       ---------------    ---------------

Cash flows from investing activities:

     Additions to real estate facilities                                   (88,000)            (59,000)
                                                                       ---------------    ---------------

         Net cash used in investing activities                             (88,000)            (59,000)
                                                                       ---------------    ---------------

Cash flows from financing activities:

     Distributions paid to shareholders                                 (1,706,000)         (1,677,000)
     Proceeds from note payable to Bank                                    350,000             600,000
     Purchase of Company Series A common stock                                   -             (61,000)
                                                                       ---------------    ---------------

         Net cash used in financing activities                          (1,356,000)         (1,138,000)
                                                                       ---------------    ---------------

Net increase in cash and cash equivalents                                  313,000             219,000

Cash and cash equivalents at the beginning of the period                   154,000             484,000
                                                                       ---------------    ---------------

Cash and cash equivalents at the end of the period                        $467,000            $703,000
                                                                       ===============    ===============

                            See accompanying notes.
                                       5

                      PUBLIC STORAGE PROPERTIES XVIII, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Company's Form 10-K for the year ended December 31, 1996.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at March 31, 1997 and December 31, 1996, the results of its operations for the three months ended March 31, 1997 and 1996 and its cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results expected for the full year.

4. The Company has an unsecured revolving credit facility with a bank for borrowings up to $6,500,000 for working capital purposes and general corporate purposes. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% (8.75% at March 31, 1997) or the bank's LIBOR rate plus 2.25% (8.0% at March 31, 1997). Interest is payable monthly until maturity. Principal is payable quarterly beginning on October 1, 1997. On September 30, 2002, the remaining unpaid principal and interest is due and payable. During the three months ended March 31, 1997, the Company had net borrowings of $350,000 on its credit facility. At March 31, 1997, the outstanding balance on the credit facility was $4,500,000.

     In April 1997, the Company's Board of Directors authorized the Company to obtain a revolving credit facility from Public Storage, Inc. ("PSI"), an affiliate, for a maximum of $4,500,000 to repay and terminate its existing credit facility. In May 1997, the Company borrowed $4,460,000 from PSI to pay off the outstanding balance on its credit facility. The PSI loan bears interest at 7%, payable monthly and matures in April 1998.

5. In April 1997, the Company and Public Storage, Inc. ("PSI") agreed, subject to certain conditions, to merge. Upon the merger, each outstanding share of the Company's common stock series A (other than shares held by PSI or by holders of the Company's common stock series A ("Series A Shareholders") who have properly exercised dissenters' rights under California law ("Dissenting Shares")) will be converted into the right to receive cash, PSI common stock or a combination of the two, as follows: (i) with respect to a certain number of shares of the Company's common stock series A (not to exceed 20% of the outstanding common stock series A of the Company, less any Dissenting Shares), upon a Series A Shareholder's election, $20.38 in cash, subject to reduction as described below or (ii) that number (subject to rounding) of shares of PSI common stock determined by dividing $20.38, subject to reduction as described below, by the average of the per share closing prices on the New York Stock Exchange of PSI common stock during the 20 consecutive trading days ending on the fifth trading day prior to the special meeting of the Company's shareholders. The consideration paid by PSI to the Series A Shareholders in the merger will be reduced by the amount of cash distributions required to be paid to the Series A Shareholders by the Company prior to completion of the merger (estimated at $0.91 per share) in order to satisfy the Company's REIT distribution requirements ("Required REIT Distributions"). The consideration received by the Series A Shareholders in the merger, however, along with any Required REIT Distributions, will not be less than $20.38 per share of the Company's common stock series A, which amount represents the market value of the Company's real estate assets at March 17, 1997 (based on an independent appraisal) and interest of the Series A Shareholders in the estimated net asset value of its other assets at June 30, 1997. Additional distributions will be made to the Series A Shareholders to cause the Company's estimated net asset value allocable to the Series A Shareholders as of the date of the merger to be substantially equivalent to $20.38 per share. Upon the merger, each share of the Company's common stock series B and common stock series C (other than shares held by PSI) would be converted into the right to receive $9.36 in PSI common stock (valued as in the case of the Company's common stock series A) plus (i) any additional distributions equal to the amount by which the Company's estimated net asset value allocable to the holders of the Company's common stock series B and C as of the date of the merger exceeds $9.36 per share and (ii) the estimated Required REIT Distributions payable to the holders of the Company's common stock series B of $0.91 per share. The common stock of the Company held by PSI will be canceled in the merger. The merger is conditioned on, among other requirements, approval by the Company's shareholders. It is expected that the merger will close in June or July of 1997. PSI is the Company's mini-warehouse operator and owns 35.2% of the total combined shares of the Company's common stock series A, B and C.

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

Results of Operations.
----------------------

     The Company's net income for the three months ended March 31, 1997 and 1996 was $1,182,000 and $1,023,000, respectively, representing an increase of $159,000 or 16%. This increase is primarily a result of an increase in property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense) combined with a decrease in interest expense.

     Rental income for the three months ended March 31, 1997 and 1996 was $2,885,000 and $2,645,000, respectively, representing an increase of $240,000 or 9%. The Company's mini-warehouse operations contributed $194,000 to the increase in rental income due mainly to an increase in rental rates at all of the Company's facilities but primarily those located in California, Illinois and Pennsylvania. The Company's San Diego, California business park also experienced an increase in rental income due to an increase in rental rates and occupancy levels.

     The Company's mini-warehouse operations had weighted average occupancy levels of 87% and 86% for the three month periods ended March 31, 1997 and 1996, respectively. The Company's business park facility had a weighted average occupancy level of 96% and 89% for the three month periods ended March 31, 1997 and 1996, respectively.

     Cost of operations (including management fees paid to affiliates and depreciation expense) for the three months ended March 31, 1997 and 1996 was $1,538,000 and $1,424,000, respectively, representing an increase of $114,000 or 8%. This increase is primarily attributable to increases in payroll, property taxes, management fees and advertising costs. The increase in property taxes is primarily due to an increase in assessed values at the Company's facilities located in New York, Colorado and Illinois.

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations discounted at a 14% effective rate to compensate for early payment. As a result, management fee expense for the three months ended March 31, 1996 was $16,000 lower than it would have been under the customary, undiscounted fee structure.

     Interest expense was $99,000 and $136,000 for the three months ended March 31, 1997 and 1996, respectively, representing a decrease of $37,000. This decrease was primarily due to a lower outstanding loan balance for the three months ended March 31, 1997 compared to the same period in 1996.

Liquidity and Capital Resources.
--------------------------------

     Cash flows from operating activities ($1,757,000 for the three months ended March 31, 1997), cash reserves and borrowings from the Company's credit facility discussed below were sufficient to meet all current obligations and distributions of the Company during the three months ended March 31, 1997. Management expects cash flows from operations will be sufficient to fund capital expenditures and quarterly distributions.

     The Company has an unsecured revolving credit facility with a bank for borrowings up to $6,500,000 for working capital purposes and general corporate purposes. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% (8.75% at March 31, 1997) or the bank's LIBOR rate plus 2.25% (8.0% at March 31, 1997). Interest is payable monthly until maturity. Principal is payable quarterly beginning on October 1, 1997. On September 30, 2002, the remaining unpaid principal and interest is due and payable. During the three months ended March 31, 1997, the Company had net borrowings of $350,000 on its credit facility. At March 31, 1997, the outstanding balance on the credit facility was $4,500,000.

     In April 1997, the Company's Board of Directors authorized the Company to obtain a revolving credit facility from Public Storage, Inc. ("PSI"), an affiliate, for a maximum of $4,500,000 to repay and terminate its existing credit facility. In May 1997, the Company borrowed $4,460,000 from PSI to pay off the outstanding balance on its credit facility. The PSI loan bears interest at 7%, payable monthly and matures in April 1998.

     The Company's Board of Directors has authorized the Company to purchase up to 1,100,000 shares of Series A common stock. As of March 31, 1997, the Company had repurchased 961,474 shares of Series A common stock, none of which were purchased in the first quarter of 1997.

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

Supplemental Information.
-------------------------

         Funds from operations (FFO) is defined by the Company, consistent with the definition of FFO by the National Association of Real Estate Investment Trusts (NAREIT), as net income (loss) (computed in accordance with generally accepted accounting principles) before depreciation and extraordinary or non-recurring items. FFO for the three months ended March 31, 1997 and 1996 was $1,596,000 and $1,426,000, respectively. FFO is presented because the Company, as well as many industry analysts, consider FFO to be one measure of the performance of the Company, ie, one that generally reflects changes in the Company's net operating income. FFO does not take into consideration scheduled principal payments on debt and capital improvements. Accordingly, FFO is not necessarily a substitute for the Company's cash flow or net income as a measure of the Company's liquidity or operating performance or ability to pay distributions. Furthermore, the NAREIT definition of FFO does not address the treatment of certain items and all REITs do not treat items the same way in computing FFO. Accordingly, comparisons of levels of FFO among REITs may not necessarily be meaningful.

Proposed Merger.
----------------

     See footnote 5 to condensed financial statements for a discussion of a proposed merger.

                           PART II. OTHER INFORMATION

ITEMS 1 through 4 are inapplicable.

ITEM 5  Other Information
        -----------------


     In April 1997, the Company and Public Storage, Inc. ("PSI") agreed, subject to certain conditions, to merge. Upon the merger, each outstanding share of the Company's common stock series A (other than shares held by PSI or by holders of the Company's common stock series A ("Series A Shareholders") who have properly exercised dissenters' rights under California law ("Dissenting Shares")) will be converted into the right to receive cash, PSI common stock or a combination of the two, as follows: (i) with respect to a certain number of shares of the Company's common stock series A (not to exceed 20% of the outstanding common stock series A of the Company, less any Dissenting Shares), upon a Series A Shareholder's election, $20.38 in cash, subject to reduction as described below or (ii) that number (subject to rounding) of shares of PSI common stock determined by dividing $20.38, subject to reduction as described below, by the average of the per share closing prices on the New York Stock Exchange of PSI common stock during the 20 consecutive trading days ending on the fifth trading day prior to the special meeting of the Company's shareholders. The consideration paid by PSI to the Series A Shareholders in the merger will be reduced by the amount of cash distributions required to be paid to the Series A Shareholders by the Company prior to completion of the merger (estimated at $0.91 per share) in order to satisfy the Company's REIT distribution requirements ("Required REIT Distributions"). The consideration received by the Series A Shareholders in the merger, however, along with any Required REIT Distributions, will not be less than $20.38 per share of the Company's common stock series A, which amount represents the market value of the Company's real estate assets at March 17, 1997 (based on an independent appraisal) and interest of the Series A Shareholders in the estimated net asset value of its other assets at June 30, 1997. Additional distributions will be made to the Series A Shareholders to cause the Company's estimated net asset value allocable to the Series A Shareholders as of the date of the merger to be substantially equivalent to $20.38 per share. Upon the merger, each share of the Company's common stock series B and common stock series C (other than shares held by PSI) would be converted into the right to receive $9.36 in PSI common stock (valued as in the case of the Company's common stock series A) plus (i) any additional distributions equal to the amount by which the Company's estimated net asset value allocable to the holders of the Company's common stock series B and C as of the date of the merger exceeds $9.36 per share and (ii) the estimated Required REIT Distributions payable to the holders of the Company's common stock series B of $0.91 per share. The common stock of the Company held by PSI will be canceled in the merger. The merger is conditioned on, among other requirements, approval by the Company's shareholders. It is expected that the merger will close in June or July of 1997. PSI is the Company's mini-warehouse operator and owns 35.2% of the total combined shares of the Company's common stock series A, B and C.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.
              ---------------------------------

              A)  EXHIBITS:  The following exhibits are included herein:

               (2) Agreement and Plan of Reorganization among the Company, Public Storage Properties XVI, Inc., Public Storage Properties XVII, Inc., Public Storage Properties XIX, Inc. and PSI dated as of April 9, 1997. Filed with PSI's Schedule 13D (Amendment No. 9) relating to the beneficial ownership of securities issued by Public Storage Properties XVI, Inc. and incorporated herein by reference.

               (27) Financial Data Schedule

              B)  REPORTS ON FORM 8-K

               A Form 8-K dated April 9, 1997 was filed on April 10, 1997, which reported under Item 5 that the Company and PSI had agreed, subject to certain conditions, to merge.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                DATED: May 14, 1997

                                PUBLIC STORAGE PROPERTIES XVIII, INC.




                                BY:  /s/ David P. Singelyn
                                     ---------------------
                                      David P. Singelyn
                                      Vice President and
                                      Chief Financial Officer